Form 10-K/A
period 2020-12-31
Horizon Acquisition Corp
filed 2021-05-10
CIK 1817071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Horizon Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Horizon Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020, in connection with our Initial Public Offering and Private Placement, our warrants (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement through earnings.

As a result of the foregoing, on May 3, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the period from June 12, 2020 (inception) through December 31, 2020, its quarterly unaudited financial statements for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) through September 30, 2020 and the Company’s previously audited balance sheet related to its initial public offering ("IPO") dated August 25, 2020 (the “Affected Periods”) should no longer be relied upon after consideration of the SEC Statement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for our warrants issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective due to a material weakness in internal control over financial reporting solely resulting from its classification of the Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this 10-K/A.

The Company has not amended its Current Report on Form 8-K, dated August 25, 2020, previously filed with the SEC on August 20, 2020 or its September 30, 2020 Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 10-K/A.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

The founder shares will automatically convert into Class A ordinary shares at the time of the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis. Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

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

On July 2, 2020, our sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf us in exchange for issuance of an aggregate of 14,375,000 founder shares, or approximately $0.002 per share. In October 2020 our sponsor surrendered 194,142 shares of our Class B ordinary shares, par value $0.0001 per share, which decreased the number of outstanding founder shares from 13,793,750 to 13,599,608. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 4,398,433 private placement units, at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of our initial public offering for an aggregate purchase price of $44,000,000. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement units (and underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24- month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 18,132,811 Public Warrants and 6,519,791 Private Placement Warrants, and determined that the Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Form 10-K/A are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging —Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders’ derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Law applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders.

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

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income, or otherwise subject it to adverse tax consequences, in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. In addition, shareholders or warrant holders may be subject to withholding taxes, other taxes, or other adverse tax consequences with respect to their interests in us after any such reincorporation. After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Horizon Acquisition Corp. (the "Company") for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of August 25, 2020 (ii) our audited financial statements as of December 31, 2020, and for the period from June 12, 2020 (inception) to December 31, 2020 and (iii) our unaudited interim financial statements as of September 30, 2020, and for the three months then ended and for the period from June 12, 2020 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020 in conjunction with our Initial Public Offering and Private Placement, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 3, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Report on Form 10-Q and 8-K for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 12, 2020 (inception) through December 31, 2020, we had a loss of approximately $17.6 million, which consisted of approximately $0.5 million in general and administrative expenses, approximately $16.5 million loss from changes in fair value of derivative warrant liabilities and approximately $0.6 million of financing costs, offset by approximately $18,000 in net gain on investments held in trust account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we allocated approximately $0.6 million of offering costs to the derivative warrant liabilities and recognized as an expense. In addition, we classified the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjusted the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, with changes in fair value recognized in our statement of operations. For the periods from June 12, 2020 (inception) through December 31, 2020, the change in fair value of warrants resulted in a charge to earnings of approximately $16.5 million.

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

Each whole private placement warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. If we do not complete a business combination within the combination period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable except as described in Note 8 to the accompanying financial statements, and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the company had no borrowings under the working capital loans.

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

Class A Ordinary Shares Subject to Possible Redemption

Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 49,047,261 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheets.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 18,132,811 ordinary shares warrants to investors and 6,519,791 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such the Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

       During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Robert Ott, 34, has served as Vice President since July 30, 2020. Mr. Ott is also Vice President of HAC II. Mr. Ott is a Senior Director at Eldridge Industries. Mr. Ott has been with Eldridge since its inception in 2015, where he has worked as in-house counsel focusing on negotiating and structuring transactions across the firm’s investment platform. Mr. Ott currently serves on the Board of Directors of Maranon Capital. Prior to joining Eldridge, Mr. Ott worked as in-house counsel for the investment management business at Guggenheim Partners from 2011 to 2014.He earned his B.S. in Finance from the University of Maryland and his J.D. from William & Mary Law School. Mr. Ott is also a CFA charterholder.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

The financial statements are found in a separate section of this Report starting on page F-1. See the “Index to Financial Statements” on page F-1.

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company(1)
4.2	Description of Securities(2)
10.1	Private Placement Warrants Purchase Agreement between the Company, the Sponsor, and certain directors of the Company(1)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)
10.3	Registration and Shareholder Rights Agreement between the Company, the Sponsor, the Foundation and certain directors of the Company(1)
10.4	Letter Agreement among the Company, the Sponsor, the Foundation and the Company’s officers and directors(1)
10.5	Administrative Support Agreement between the Company and the Sponsor(1)
31.1	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2020

(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2021

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

Name	Position	Date

/s/ Todd L. Boehly	Chief Executive Officer	May 7, 2021
Todd L. Boehly	(Principal Executive Officer and Principal Financial Officer)

/s/ David Minella	Director	May 7, 2021
David Minella

/s/ Safwan Shah	Director	May 7, 2021
Safwan Shah

/s/ Haroon Mokhtarzada	Director	May 7, 2021
Haroon Mokhtarzada

/s/ Michele Trogni	Director	May 7, 2021
Michele Trogni

/s/ Robert Ott	Director	May 7, 2021
Robert Ott

/s/ Kunal Arora	Director	May 7, 2021
Kunal Arora

HORIZON ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Horizon Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Horizon Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 7, 2021

Horizon Acquisition Corporation

BALANCE SHEET

As Restated - See Note 2

DecemBer 31, 2020

Assets
Current assets:
Cash	$941,474
Prepaid expenses	333,528
Total current assets	1,275,002
Investments held in Trust Account	544,002,795
Total Assets	$545,277,797

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$103,824
Accrued expenses	340,625
Total current liabilities	444,449
Derivative warrant liabilities	35,746,280
Deferred underwriting commissions	13,614,452
Total liabilities	49,805,181

Commitments and Contingencies (Note 6)

Class A ordinary shares; 49,047,261 shares subject to possible redemption at $10.00 per share	490,472,610

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 5,351,172 shares issued and outstanding (excluding 49,047,261 shares subject to possible redemption)	535
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,599,608 shares issued and outstanding	1,360
Additional paid-in capital	22,614,159
Accumulated deficit	(17,616,048)
Total shareholders' equity	5,000,006
Total Liabilities and Shareholders' Equity	$545,277,797

The accompanying notes are an integral part of these financial statements.

Horizon Acquisition Corporation

STATEMENT OF OPERATIONS

As Restated - See Note 2

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$538,313
Loss from operations	(538,313)
Other income (expense)
Change in fair value of derivative warrant liabilities	(16,517,250)
Financing cost – derivative warrant liabilities	(578,950)
Net gain from investments held in Trust Account	18,465
Net loss	$(17,616,048)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	54,364,337
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,269,125
Basic and diluted net loss per share, Class B ordinary shares	$(1.33)

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated – See Note 2

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Sale of units in initial public offering, less fair value of public warrants	54,398,433	5,440	-	-	529,835,300	-	529,840,740
Offering costs	-	-	-	-	(21,471,323)	-	(21,471,323)
Excess of cash received over fair value of private placement warrants	-	-	-	-	4,694,247	-	4,694,247
Forfeiture of Class B ordinary shares	-	-	(775,392)	(78)	78	-	-
Shares subject to possible redemption	(49,047,261)	(4,905)	-	-	(490,467,705)	-	(490,472,610)
Net loss	-	-	-	-	-	(17,616,048)	(17,616,048)
Balance December 31, 2020	5,351,172	$535	13,599,608	$1,360	$22,614,159	$(17,616,048)	$5,000,006

The accompanying notes are an integral part of these financial statements.

HORIZON ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

As Restated – See Note 2

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(17,616,048)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
Change in fair value of derivative warrant liabilities	16,517,250
Financing cost – derivative warrant liabilities	578,950
Net (gain) loss on investments held in Trust Account	(18,465)
Changes in operating assets and liabilities:
Accounts payable	18,824
Prepaid expenses	(333,528)
Accrued expenses	340,625
Net cash used in operating activities	(487,392)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(543,984,330)
Net cash used in investing activities	(543,984,330)

Cash Flows from Financing Activities:
Borrowings under note payable to Sponsor	(184,835)
Proceeds received from initial public offering, gross	543,984,330
Proceeds received from private placement	9,779,687
Offering costs paid	(8,165,986)
Net cash provided by financing activities	545,413,196

Net increase in cash	941,474

Cash - beginning of the period	-
Cash - ending of the period	$941,474

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid through note payable to Sponsor	$184,835
Offering costs included in accrued expenses	$85,000
Forfeiture of Class B ordinary shares	$78
Deferred underwriting commissions	$13,614,452
Initial value of Class A ordinary shares subject to possible redemption	$507,479,670
Change in value of Class A ordinary shares subject to possible redemption	$(17,007,060)
Initial fair value of warrant liabilities	$19,229,030

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

Sponsor and Initial Public Offering

The Company’s sponsor is Horizon Sponsor, LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 20, 2020. On August 25, 2020, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $19.6 million, inclusive of approximately $12.1 million in deferred underwriting commissions (Note 7).  On August 26, 2020, the Company issued an additional 4,398,433 Units at the Initial Public Offering price at $10.00 per Unit pursuant to the exercise by the underwriters of a portion of their over-allotment option, generating additional gross proceeds of approximately $44.0 million, and incurring additional offering costs of approximately $2.4 million, inclusive of an additional of approximately $1.5 million in deferred underwriting commissions.

Simultaneously, with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8.9 million (Note 5). In connection with the exercise by the underwriters of the over-allotment option, the Sponsor purchased an additional 586,458 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating additional total proceeds of approximately $0.9 million.

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

The Company will provide the holders of its the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the founder shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their founder shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

HORIZON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

HORIZON ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of August 25, 2020, as of and and the period from June 12, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the three months ended September 30, 2020 and period from June 12, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs up to December 31, 2020 have been satisfied through (i) the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares, (ii) a loan of approximately $185,000 from the Sponsor (see Note 6), and (iii)  the proceeds from the consummation of the Private Placement, the proceeds of which are not held in the Trust Account. The Company fully repaid the loan from the Sponsor on August 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in August, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for certain of our outstanding Warrants to purchase ordinary shares and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the audited consolidated balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$545,277,797	$-	$545,277,797
Liabilities and shareholders’ equity
Total current liabilities	$444,449	$-	$444,449
Deferred underwriting commissions	13,614,452	-	13,614,452
Derivative warrant liabilities	-	35,746,280	35,746,280
Total liabilities	14,058,901	35,746,280	49,805,181
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	526,218,890	(35,746,280)	490,472,610
shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	178	357	535
Class B ordinary shares - $0.0001 par value	1,360	-	1,360
Additional paid-in-capital	5,518,316	17,095,843	22,614,159
Accumulated deficit	(519,848)	(17,096,200)	(17,616,048)
Total shareholders’ equity	5,000,006	-	5,000,006
Total liabilities and shareholders’ equity	$545,277,797	$-	$545,277,797

	Period From June 12, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(538,313)	$-	$(538,313)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(16,517,250)	(16,517,250)
Financing cost - derivative warrant liabilities	-	(578,950)	(578,950)
Net gain from investments held in Trust Account	18,465	-	18,465
Total other (expense) income	18,465	(17,096,200)	(17,077,735)
Net loss	$(519,848)	$(17,096,200)	$(17,616,048)

Basic and Diluted weighted-average Class A ordinary shares outstanding	54,364,337		54,364,337
Basic and Diluted net loss per Class A share	$0.00		$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	13,269,125		13,269,125
Basic and Diluted net loss per Class B share	$(0.04)	$(1.29)	$(1.33)

	Period From June 12, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(519,848)	$(17,096,200)	$(17,616,048)
Adjustment to reconcile net loss to net cash used in operating activities	32,456	17,096,200	17,128,656
Net cash used in operating activities	(487,392)	-	(487,392)
Net cash used in investing activities	(543,984,330)	-	(543,984,330)
Net cash provided by financing activities	545,413,196	-	545,413,196
Net change in cash	$941,474	$-	$941,474

In addition, the impact to the balance sheet dated August 25, 2020, filed on Form 8-K on August 31, 2020 is presented below.

	As of August 25, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$503,263,387	$-	$503,263,387
Liabilities and shareholders’ equity
Total current liabilities	$1,044,874	$-	$1,044,874
Deferred underwriting commissions	12,075,000	-	12,075,000
Derivative warrant liabilities	-	17,628,000	17,628,000
Total liabilities	13,119,874	17,628,000	30,747,874
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	485,143,510	(17,628,000)	467,515,510
shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	149	176	325
Class B ordinary shares - $0.0001 par value	1,380	-	1,380
Additional paid-in-capital	5,028,513	578,774	5,607,287
Accumulated deficit	(30,039)	(578,950)	(608,989)
Total shareholders’ equity	5,000,003	-	5,000,003
Total liabilities and shareholders’ equity	$503,263,387	$-	$503,263,387

For the impact of the restatement of the quarterly interim period (unaudited) of September 30, 2020, see Note 12.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through December 31, 2020.

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity. Of the total offering costs of the Initial Public Offering, approximately $0.6 million is included in financing cost - derivative warrant liabilities in the statement of operations and $21.5 million is included in stockholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 49,047,261 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Derivative Warrant liabilities

The Company did not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued warrants to purchase Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 18,132,811 warrants on Class A ordinary shares in the Initial Public Offering and upon the underwriters’ exercise of a portion of their over-allotment option, and issued 6,519,791 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period.

The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through December 31, 2020.

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

The Company’s statement of operations includes a presentation of income per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted, for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $18,000 for the period from June 12, 2020 (inception) through December 31, by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net loss of approximately $17.6 million for the period from June 12, 2020 (inception) through December 31, 2020, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

Each Unit will consist of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. DERIVATIVE WARRANT LIABILITES

As of December 31, 2020, the Company had 18,132,811 and 6,519,791 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

 NOTE 9. SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2020, there were 54,398,433 Class A ordinary shares issued and outstanding, including 49,047,261 Class A ordinary shares subject to possible redemption and have been reflected as temporary equity on the balance sheet.

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$544,002,795	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$26,292,580	$-	$-
Derivative warrant liabilities - Private	$-	$-	$9,453,700

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, when the Public Warrants were separately listed and traded. Level 1 instruments include investments in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently through September 30, 2020. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since October 2020. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through December 31, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $16.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Public Warrants prior to being separately listed and traded, and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the initial measurement date:

	As of August 25, 2020	As of December 31, 2020
Volatility	15.0%	22.1%
Share price	$9.74	$10.02
Risk-free rate	0.53%	0.36%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from June 12, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant liabilities at June 12, 2020 (inception)	$-
Issuance of Public and Private Warrants	19,229,030
Change in fair value of warrant liabilities	16,517,250
Warrant liabilities at December 31, 2020	$35,746,280

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated events that have occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.

On April 21, 2021, the Company entered into a Transaction Agreement with Hoya Topco, LLC (“Topco”), a Delaware limited liability company, Hoya Intermediate, LLC (“Intermediate”), a Delaware limited liability company, and Vivid Seats Inc. (“VS PubCo”), a Delaware corporation and a direct wholly owned subsidiary of Intermediate, pursuant to which the Company will merge with and into VS PubCo, and VS PubCo will be the surviving corporation of the merger. For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on April 22, 2021.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement did not have any impact on the Company’s liquidity, cash flows, revenues or costs of operating its business. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$545,356,337	$-	$545,356,337
Liabilities and shareholders’ equity
Total current liabilities	$144,624	$-	$144,624
Deferred underwriting commissions	13,614,452	-	13,614,452
Derivative warrant liabilities	-	35,253,220	35,253,220
Total liabilities	13,759,076	35,253,220	49,012,296
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	526,597,260	(35,253,220)	491,344,040
shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	174	352	526
Class B ordinary shares - $0.0001 par value	1,379	-	1,379
Additional paid-in-capital	5,139,931	16,602,788	21,742,719
Accumulated deficit	(141,483)	(16,603,140)	(16,744,623)
Total shareholders’ equity	5,000,001	-	5,000,001
Total liabilities and shareholders’ equity	$545,356,337	$-	$545,356,337

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(126,442)	$-	$(126,442)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(16,024,190)	(16,024,190)
Financing cost - derivative warrant liabilities	-	(578,950)	(578,950)
Net gain from investments held in Trust Account	2,139	-	2,139
Total other (expense) income	2,139	(16,603,140)	(16,601,001)
Net loss	$(124,303)	$(16,603,140)	$(16,727,443)

Basic and Diluted weighted-average Class A ordinary shares outstanding	54,279,556		54,279,556
Basic and Diluted net loss per Class A share	$-		$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	12,935,010		12,935,010
Basic and Diluted net loss per Class B share	$(0.01)	$(1.28)	$(1.29)

	Period From June 12, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(143,622)	$-	$(143,622)
Other (expense) income:
Change in fair value of warrant liabilities	-	(16,024,190)	(16,024,190)
Financing cost	-	(578,950)	(578,950)
Net gain from investments held in Trust Account	2,139	-	2,139
Total other (expense) income	2,139	(16,603,140)	(16,601,001)
Net loss	$(141,483)	$(16,603,140)	$(16,744,623)

Basic and Diluted weighted-average Class A ordinary shares outstanding	54,279,556		54,279,556
Basic and Diluted net loss per Class A share	$-		$-
Basic and Diluted weighted-average Class B ordinary shares outstanding	12,935,010		12,935,010
Basic and Diluted net loss per Class B share	$(0.01)	$(1.28)	$(1.29)

	Period From June 12, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(141,483)	$(16,603,140)	$(16,744,623)
Adjustment to reconcile net loss to net cash used in operating activities	(307,061)	16,603,140	16,296,079
Net cash used in operating activities	(448,544)	-	(448,544)
Net cash used in investing activities	(543,986,470)	-	(543,986,470)
Net cash provided by financing activities	545,413,196	-	545,413,196
Net change in cash	$978,182	$-	$978,182