Form 10-Q
period 2021-06-30
Horizon Acquisition Corp
filed 2021-08-06
CIK 1817071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 54,398,433 Class A ordinary shares, par value $0.0001 per share, and 13,599,608 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HORIZON ACQUISITION CORPORATION

Quarterly Report Form 10-Q

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HORIZON ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$18,059,772	$941,474
Prepaid expenses	289,160	333,528
Total current assets	18,348,932	1,275,002
Investments held in Trust Account	544,019,046	544,002,795
Total Assets	$562,367,978	$545,277,797

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$36,207	$103,824
Accrued expenses	2,223,446	340,625
Total current liabilities	2,259,653	444,449
Derivative warrant liabilities	43,881,630	35,746,280
Deferred underwriting commissions	13,614,452	13,614,452
Total liabilities	59,755,735	49,805,181

Commitments and Contingencies (Note 6)
Class A ordinary shares; 49,761,224 and 49,047,261 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	497,612,240	490,472,610

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 4,637,209 and 5,351,172 shares issued and outstanding (excluding 49,761,224 and 49,047,261 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	464	535
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 13,599,608 shares issued and outstanding	1,360	1,360
Additional paid-in capital	15,474,600	22,614,159
Accumulated deficit	(10,476,421)	(17,616,048)
Total shareholders' equity	5,000,003	5,000,006
Total Liabilities and Shareholders' Equity	$562,367,978	$545,277,797

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021

General and administrative expenses	$1,279,057	$2,241,819
Loss from operations	(1,279,057)	(2,241,819)
Other income (expense)
Other income	25,000,000	25,000,000
Change in fair value of derivative warrant liabilities	(16,763,770)	(8,135,350)
Interest income	304	545
Net gain from investments held in Trust Account	8,215	16,251
Income before provision for income taxes	6,965,692	14,639,627
Provision for income taxes	7,500,000	7,500,000
Net income (loss)	$(534,308)	$7,139,627

Basic and diluted weighted average shares outstanding of Class A ordinary shares	54,398,433	54,398,433
Basic and diluted net income per share, Class A ordinary shares	$0.32	$0.32
Basic and diluted weighted average shares outstanding of Class B ordinary shares	13,599,608	13,599,608
Basic and diluted net income (loss) per share, Class B ordinary shares	$(1.33)	$(0.76)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance - December 31, 2020	5,351,172	$535	13,599,608	$1,360	$22,614,159	$(17,616,048)	$5,000,006
Change in Class A ordinary shares subject to possible redemption	(767,393)	(77)	—	—	(7,673,854)	—	(7,673,931)
Net income	—	—	—	—	—	7,673,935	7,673,935
Balance - March 31, 2021 (unaudited)	4,583,779	$458	13,599,608	$1,360	$14,940,305	$(9,942,113)	$5,000,010
Change in Class A ordinary shares subject to possible redemption	53,430	6	—	—	534,295	—	534,301
Net loss	—	—	—	—	—	(534,308)	(534,308)
Balance - June 30, 2021 (unaudited)	4,637,209	$464	13,599,608	$1,360	$15,474,600	$(10,476,421)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$7,139,627
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	8,135,350
Net (gain) loss on investments held in Trust Account	(16,251)
Changes in operating assets and liabilities:
Accounts payable	(67,617)
Prepaid expenses	44,368
Accrued expenses	1,882,821
Net cash provided by operating activities	17,118,298

Net increase in cash	17,118,298

Cash - beginning of the period	941,474
Cash - end of the period	$18,059,772

Supplemental disclosure of noncash financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,139,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Basis of Presentation

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from June 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering and search for a prospective initial business combination (the “Initial Public Offering”) described below. The activity from June 12, 2020 (inception) through June 30, 2020 only consisted of approximately $17,000 of general and administrative expenses. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

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

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $18.1 million of cash held outside of the Trust Account and working capital of approximately $16.1 million.

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with one of the business combination opportunities initially considered by the Company, on June 11, 2021, the Company received from a third party a payment of $17.5 million (the “Payment”), which is $25 million, net of a 30% U.S. federal income tax withholding tax. The Company is evaluating its ability to recover the tax withholding. The payment is included in other income on the unaudited condensed statements of operations. The Company expects to declare a dividend to all of its Class A shareholders, in accordance with its organizational documents and applicable law, with a record date of after the completion of any share redemptions in connection with its Proposed Business Combination contemplated by the Transaction Agreement but before the closing date of the Transaction to distribute some or all of the Payment on a pro rata basis to the Horizon Class A shareholders as of such record date.

The Company’s liquidity needs up to June 30, 2021 have been satisfied through (i) the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the founder shares, (ii) a loan of approximately $185,000 from the Sponsor (see Note 5), and (iii) the proceeds from the consummation of the Private Placement, the proceeds of which are not held in the Trust Account. The Company fully repaid the loan from the Sponsor on August 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 or December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of June 30, 2021 and December 31, 2020

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets. As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such the Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through June 30, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering costs associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 49,761,224 and 49,047,261 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company was subject to a U.S. federal income tax withholding tax related to other income received. See Note 1.

Net Income (loss) per Ordinary Share

Net income per common share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the net gain on investments held in the Trust Account, plus other income allocable to Class A ordinary shares, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the net gain on investments held in the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Net gain from investments held in Trust Account	$8,215	$16,251
Other income, net of tax	17,500,000	17,500,000
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable to Class A ordinary shares	$17,508,215	$17,516,251
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	54,398,433	54,398,433
Basic and diluted net income per share, Class A ordinary shares	$0.32	$0.32

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(534,308)	$7,139,627
Net income allocable to Class A ordinary shares	(17,508,215)	(17,516,251)
Net income (loss) attributable to Class B ordinary shares	$(18,042,523)	$(10,376,624)
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	13,599,608	13,599,608
Basic and diluted net income (loss) per share, Class B ordinary shares	$(1.33)	$(0.76)

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

Founder Shares

On July 2, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “founder shares”). The Sponsor agreed to forfeit up to an aggregate of 1,875,000 founder shares to the extent that the option to purchase additional units was not exercised in full by the underwriters or was reduced, so that the founder shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On August 25, 2020, in connection with the purchase of the Affiliated Units, the Sponsor surrendered 581,250 founder shares to the Company for no consideration. On August 26, 2020, the underwriters partially exercised their over-allotment option, which resulted in 1,099,608 founder shares no longer being subject to forfeiture. On October 4, 2020, 194,142 shares were forfeited as the remainder of the over-allotment option expired unexercised. As a result, as of June 30, 2021 and December 31, 2020, no remaining Class B ordinary shares were subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the date of listing on the NYSE, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. From the date the securities were first listed on the NYSE through June 30, 2021, the Sponsor waived this fee.

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

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 18,132,811 and 6,519,791 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may call the outstanding warrants for redemption (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity

Preference Shares - The Company is authorized to issue 1,000,000 preference with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 54,398,433 Class A ordinary shares issued and outstanding, including 49,761,224 Class A ordinary shares subject to possible redemption and have been reflected as temporary equity on the condensed balance sheet. As of December 31, 2020, there were 54,398,433 Class A ordinary shares issued and outstanding, including 49,047,261 Class A ordinary shares subject to possible redemption and have been reflected as temporary equity on the condensed balance sheet.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 13,599,608 Class B ordinary shares outstanding, and no shares were subject to forfeiture.

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

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Money market securities held in Trust Account	$544,019,046	$—	$—

Liabilities
Derivative warrant liabilities -Public Warrants	$32,276,400	$—	$—
Derivative warrant liabilities -Private Warrants	$—	$—	$11,605,230

December 31, 2020
	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Money market securities held in Trust Account	$544,002,795	$—	$—

Liabilities
Derivative warrant liabilities -Public Warrants	$26,292,580	$—	$—
Derivative warrant liabilities -Private Warrants	$—	$—	$9,453,700

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three and six months ended June 30, 2021 there were no transfers to/from Levels 1, 2, and 3.

Level 1 assets include investments in mutual funds that invest in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants was initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. The fair value of the Public Warrants were initially and subsequently measured at fair value using the Monte Carlo simulation model. Beginning as of December 31, 2020, the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement. For the three and six months ended June 30, 2021, the Company recognized a charge to the condensed statements of operations resulting from an increase in the fair value of liabilities of approximately $16.8 million and $8.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary share that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

HORIZON ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	6/30/2021	3/31/2021	12/31/2020
Volatility	25.86%	17.70%	22.10%
Share price	$9.95	$9.88	$10.02
Risk-free rate	0.87%	0.92%	0.36%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period for the six months ended June 30, 2021 is summarized as follows:

	Public warrants	Private Warrants	Total
Warrant liabilities at December 31, 2020	$26,292,580	$9,453,700	$35,746,280
Change in fair value of warrant liabilities	(6,346,490)	(2,281,930)	(8,628,420)
Warrant liabilities at March 31, 2021	$19,946,090	$7,171,770	$27,117,860
Change in fair value of warrant liabilities	12,330,310	4,433,460	16,763,770
Warrant liabilities at June 30, 2021	$32,276,400	$11,605,230	$43,881,630

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Proposed Business Combination

On April 21, 2021, we entered into a Transaction Agreement with Hoya Topco, LLC (“Topco”), a Delaware limited liability company, Hoya Intermediate, LLC (“Intermediate”), a Delaware limited liability company, and Vivid Seats Inc. (“VS PubCo”), a Delaware corporation and a direct wholly owned subsidiary of Intermediate, pursuant to which the Company will merge with and into VS PubCo, and VS PubCo will be the surviving corporation of the merger. For further details on the contemplated merger, please see the Form 8-K filed with the Securities and Exchange Commission on April 22, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $18.1 million in our operating bank account and working capital of approximately $16.1 million.

In connection with one of the business combination opportunities initially considered by the Company, on June 11, 2021, the Company received from a third party a payment of $17.5 million (the “Payment”), which is $25 million, net of a 30% U.S. federal income tax withholding tax. The Company is evaluating its ability to recover the tax withholding. The Payment is included in other income on the unaudited condensed statements of operations. The Company expects to declare a dividend to all of its Class A shareholders, in accordance with its organizational documents and applicable law, with a record date of after the completion of any share redemptions in connection with its Proposed Business Combination contemplated by the Transaction Agreement but before the closing date of the Transaction to distribute some or all of the Payment on a pro rata basis to the Horizon Class A shareholders as of such record date.

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

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception through June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering our search for an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $534,000, which consisted of approximately $16.8 million loss in change in fair value of derivative warrant liabilities, approximately $1.3 million in general and administrative expenses, offset by $17.5 million of other income, net of tax and approximately $8,000 net gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $7.1 million, which consisted of $17.5 million of other income, net of tax and an approximate $16,000 net gain from investments held in Trust Account, offset by approximately $8.1 million loss in change in fair value of derivative warrant liabilities and approximately $2.2 million in general and administrative expenses.

Related Party Transactions

Founder Shares

On July 2, 2020, we issued 14,375,000 Class B ordinary shares to our sponsor in exchange for a capital contribution of $25,000. Our sponsor agreed to forfeit up to an aggregate of 1,875,000 founder shares to the extent that the option to purchase additional units is not exercised in full by the underwriters or is reduced, so that the founder shares would represent 20% of our issued and outstanding shares after the initial public offering. On August 25, 2020, in connection with consummation of the affiliated units, our sponsor surrendered 581,250 founder shares to us for no consideration. On August 26, 2020, the underwriters partially exercised their over-allotment option, which rendered 1,099,608 founder shares no longer subject to forfeiture. As a result, 194,142 Class B ordinary shares remained subject to forfeiture. On October 4, 2020, these shares were forfeited as the remainder of the over-allotment option expired unexercised. As of June 30, 2021 and December 31, 2020, 13,599,608 shares were issued and outstanding and no remaining shares were subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such working capital loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the company had no borrowings under the working capital loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial business combination or the liquidation, we agreed to pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to our management team. From the date the securities were first listed on the NYSE through June 30, 2021, our sponsor waived the fee.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 49,761,224 and 49,047,261 shares of Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued in connection with the Initial Public Offering, exercise of the over-allotment option and Private Placement were initially and subsequently measured at fair value using a Monte Carlo simulation model. Beginning as of December 31, 2020, the fair value of Public Warrants have been measured based on the listed market price of such the Public Warrants. The Private Placement Warrants continue to be measured at fair value using a Monte Carlo simulation model through June 30, 2021. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Ordinary Share

Net income per common share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive as the exercise price of the warrants is in excess of the average ordinary share price for the period.

Our unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the net gain on investments held in the Trust Account, plus other income allocable to Class A ordinary shares, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on May 7, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, other than as described herein. Management implemented changes in internal control over financial reporting designed to remediate a material weakness solely related to the presentation of the Company's warrants as equity instead of liability. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K-A filed with the SEC on May 7, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

Dated:	August 6, 2021	HORIZON ACQUISITION CORPORATION

		By:	/s/ Todd L. Boehly
		Name:	Todd L. Boehly
		Title:	Chief Executive Officer